Form 10-Q
period 1996-03-31
THERMAL INDUSTRIES INC
filed 1996-05-14
CIK 97726

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549




      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to________________



      Commission File Number__________________0-9790___________________


      _____________________Thermal_Industries,_Inc.____________________
            (Exact name of registrant as specified in its charter)


      _______Pennsylvania_________________________________25-1145753___
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)


      _____301_Brushton_Avenue_______Pittsburgh,_Pennsylvania__15221___
        (Address of principal executive offices)             (Zip Code)


      _________________________(412)___244-6400________________________
             (Registrant's telephone number, including area code)


      ________________________________N/A______________________________
             (Former name, former address and former fiscal year,
                        if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes___X______           No__________



      Number of shares outstanding of issuer's common stock, as of March 31, 1996 was 1,957,112.

                   THERMAL_INDUSTRIES,_INC._AND_SUBSIDIARIES


                                     Index


                                                                     Page
                                                                    Number

    Part_I.__Financial_Information

             Condensed Consolidated Balance Sheets -
              March 31, 1996 and June 30, 1995                         1

             Condensed Consolidated Statements of Income -
              Three Months Ended March 31, 1996 and 1995               2
              Nine Months Ended March 31, 1996 and 1995

             Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended March 31, 1996 and 1995                3

             Notes to Condensed Consolidated Financial
              Statements                                              4,5

             Management's Discussion and Analysis of
              the Financial Condition and Results of
              Operations                                              6,7


    Part_II.__Other_Information

             Item 1.  Legal Proceedings                                8

             Item 6.  Exhibits and Report on Form 8-K                 8,9

             Signature                                                10

                         PART_I-_FINANCIAL_INFORMATION

                   THERMAL_INDUSTRIES,_INC._AND_SUBSIDIARIES
                     CONDENSED_CONSOLIDATED_BALANCE_SHEETS


                                                MARCH 31,            JUNE 30,
                                                  1996                 1995
                                              _(UNAUDITED)          (AUDITED)

    CURRENT_ASSETS
       Cash and cash equivalents               $ 2,116,988        $ 1,873,405
       Temporary investments                     5,147,500          5,489,920
       Accounts receivable - net                 3,114,713          3,167,191
       Inventories                               4,991,619          4,451,615
       Prepaid expenses                            372,529            132,481
       Other receivables                            93,434             55,787
       Prepaid corporate taxes                 ____106,408        ___________
          TOTAL_CURRENT_ASSETS                 _15,943,191        _15,170,399

    PROPERTY_AND_EQUIPMENT_-_NET               __5,590,543        __5,646,688

    OTHER_ASSETS
       Trade accounts receivable -
        long term                                  670,617            762,297
       Miscellaneous                           _____84,859        _____92,247
          TOTAL_OTHER_ASSETS                   ____755,476        ____854,544

                TOTAL_ASSETS                   $22,289,210        $21,671,631


                     LIABILITIES_AND_SHAREHOLDERS'_EQUITY

    CURRENT_LIABILITIES
       Current portion of long term debt       $   171,911        $   170,313
       Accounts payable                            477,644            365,603
       Accrued wages                               340,317            659,366
       Accrued profit sharing contribution         330,819            443,060
       Accrued payroll and sales taxes             232,048            275,505
       Customers' deposits                         228,274            275,364
       Accrued income taxes                                            40,579
       Other payables                          _____19,719        ______8,888
           TOTAL_CURRENT_LIABILITIES           __1,800,732        __2,238,678

    LONG_TERM_DEBT                             __2,078,034        __2,232,169

    SHAREHOLDERS'_EQUITY
       Common stock - par value $.01 per share      41,205             41,205
       Paid in capital                             419,485            403,691
       Retained earnings                       _17,949,754        _16,755,888
           TOTAL_SHAREHOLDERS'_EQUITY          _18,410,444        _17,200,784

                TOTAL_LIABILITIES_AND
                ___SHAREHOLDERS'_EQUITY        $22,289,210        $21,671,631

    See notes to condensed consolidated financial statements.

                   THERMAL_INDUSTRIES,_INC._AND_SUBSIDIARIES
            CONDENSED_CONSOLIDATED_STATEMENTS_OF_INCOME_(UNAUDITED)


                             THREE_MONTHS_ENDED         NINE_MONTHS_ENDED
                                  MARCH 31,                  MARCH 31,

                            1996          1995         1996         1995

  SALES                  $_6,945,518   $_6,883,146  $29,092,315  $27,860,217


  COSTS_AND_EXPENSES
    Manufacturing costs
      of product sold      3,599,745     4,205,351   16,028,038   15,381,027
    Administrative and
      selling expenses     3,815,090     3,245,917   10,062,535    9,407,745
    Depreciation and
      amortization           406,693       289,374    1,021,071      628,046
    Interest expense     _____14,085   _____26,035  _____61,395  _____80,972
      TOTAL_COSTS
        AND_EXPENSES     __7,835,613   __7,766,677  _27,173,039  _25,497,790

                         ___(890,095)  ___(883,531) __1,919,276  __2,362,427


    OTHER_INCOME
      Investment income      102,519       124,356      326,134      307,586
      Gain (loss) on
      disposal of assets ______1,400   _______(525) ______5,435  _______(237)
                         ____103,919   ____123,831  ____331,569  ____307,349

  Income (loss) before
     income taxes           (786,176)     (759,700)   2,250,845    2,669,776

  Provision (benefit)
     for income taxes    ___(333,687)  ___(333,212) ____864,413  __1,035,788

     NET_INCOME (LOSS)   $__(452,489)  $__(426,488) $_1,386,432  $_1,633,988

  Average number of
    shares outstanding     1,957,112     1,947,062    1,956,245    1,947,062

  Earnings (loss) per
  share of common stock  $      (.23)  $      (.22) $       .71  $       .84

     See notes to condensed consolidated financial statements.


                   THERMAL_INDUSTRIES,_INC._AND_SUBSIDIARIES
                CONDENSED_CONSOLIDATED_STATEMENTS_OF_CASH_FLOWS



                                                NINE_MONTHS_ENDED_MARCH_31,

                                                    1996          1995

    NET CASH PROVIDED
    _______BY_OPERATING_ACTIVITIES               $1,076,130    $1,919,307


    CASH_FLOWS_FROM_INVESTING_ACTIVITIES:
      Additions to property, plant
          and equipment                            (956,917)   (1,799,503)
      Proceeds from sale or redemption
          of temporary investments                  880,705
      Additions to temporary investments           (524,143)     (948,660)
      Decrease in accounts receivable -
          long term                                  91,680
      Other                                      _____5,435    _______500

       NET_CASH_USED_IN_INVESTING_ACTIVITIES     __(503,240)   (2,747,663)

    CASH_FLOWS_FROM_FINANCING_ACTIVITIES
      Net decrease in notes payable                (152,537)     (150,986)
      Proceeds from sale of treasury stock           17,950        22,775
      Dividends paid                             __(194,720)   __(115,727)

       NET_CASH_USED_IN_FINANCING_ACTIVITIES     __(329,307)   __(243,938)

    Net increase (decrease) in cash
       and cash equivalents                         243,583    (1,072,294)

    Cash and cash equivalents at beginning
       of period                                 _1,873,405    _3,784,710

    Cash and cash equivalents at end
       of period                                 $2,116,988    $2,712,416


   Supplemental disclosures of cash flow information:
       Cash paid during the period for:
              Interest                           $   61,395    $   80,972
              Income taxes                       $1,061,158    $  988,279

   See notes to condensed consolidated financial statements.

                   THERMAL_INDUSTRIES,_INC._AND_SUBSIDIARIES
             NOTES_TO_CONDENSED_CONSOLIDATED_FINANCIAL_STATEMENTS



         Note 1 - In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the condensed consolidated results of operations for the three and nine months ended March
                  31, 1996 and 1995, (b) the condensed consolidated financial position at March 31, 1996 and June 30, 1995, and (c) the condensed consolidated statements of cash flows for the three and nine months ended March 31, 1996 and 1995 have been made. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report and its report on Form 10-K for the year ended June 30, 1995. The results for the three and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996.



         Note 2 - Inventories consisted of the following:

                                                   March 31,        June 30,
                                                ____1996_____      ___1995___

                  Finished Goods                  $2,263,459       $1,093,739
                  Work in Process                     50,000           22,544
                  Raw Materials and Supplies      _2,678,160       _3,335,332

                                                  $4,991,619       $4,451,615

                  Inventories are stated at actual cost which is lower than market. Cost is determined substantially by the first-in, first-out method of inventory valuation.


         Note 3 - Long Term Debt

                  Long term debt consists of a bond issue (originally $2,000,000) by the Pennsylvania Economic Development Financing Authority (PEDFA) for $1,400,000 less the current portion of $100,000. Proceeds from the bond issue were used to purchase property in Murrysville, Pennsylvania in 1989 for $1,870,000 plus renovations and additional equipment for the Company's manufacturing facility.

                  Principal payments of $100,000 plus interest are due annually for fifteen years beginning in November 1990 followed by a balloon payment of $500,000 at the end of the fifteen year term. Interest is variable, set at weekly auction, with the current rate ranging from
                  3.45 to 4.30 percent,

                  The Company has a mortgage payable to Pennsylvania Industrial Development Authority (PIDA) totalling
                  $849,945 of which $71,911 is current and $778,034 is
                  long term debt.  The original borrowing of $1,000,364
                  was made on June 28, 1991 and a final advance of $194,734 was made in September 1993 which terminated PIDA's original commitment to Thermal. The mortgage bears interest at 3%, has monthly principal and interest payments of $8,035.50, and is to be paid over a fifteen year period ending in the year 2006.


         Note 4 - The calculation of earnings per share is based upon the average number of common shares outstanding during the period.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


        Results of Operations

                   Three months ended March 31, 1996 versus
                       Three months ended March 31, 1995

              Sales for the third quarter of fiscal 1996 were $6.9 million, a 1% increase over last year's third quarter. Incoming unit orders increased approximately 8.6% for the same comparative time periods. Incoming order units for April 1996 are about 35% higher and sales 25% higher than April, 1995. These figures are not representative of the increases anticipated for the balance of the year. However, since severe winter weather held down deliveries during the current quarter while incoming work orders were strong, it is anticipated that billed sales will be strong in the fourth quarter.

              Manufacturing costs, which include depreciation and interest, were 57.2% of sales compared to 64.7% of sales for the corresponding prior year period. Product mix resulted in a decrease in material costs from 26% of sales in 1995 to 19.9% in 1996. Manufacturing labor as a percentage of sales was 20.6% for both corresponding time periods. Overhead costs decreased from 18.1% to 16.7% for the comparative third quarters. Lower production line expenses (gases, saw blades, small manufacturing supplies) contributed significantly to the decrease in overhead costs.

              Selling and administrative expenses as a percentage of sales increased from 48.1% to 55.6%, primarily because of increases in payroll and related costs (payroll taxes, insurance, employee benefit costs) which rose from 26.9% to 33.3% of sales for the comparative quarters. Staff additions were centered around the deck and dock program and increasing production administration.

              Investment income, comprised of interest, dividends, and gains from sales of marketable securities decreased approximately 18% over the previous year's third quarter.

              Due to the seasonal nature of the business, the Company operated at a loss in its third quarter. The current year's quarterly net loss after taxes was $452,849, compared to last year's third quarter loss of $426,488.


                    Nine months ended March 31, 1996 versus
                       Nine months ended March 31, 1995


              Sales for nine months of the current fiscal year were $29 million, a 4% increase over last year's volume of $27.9 million. Unit sales were 2.4% higher this year over last year's corresponding time period. Enclosures, decks and docks contributed about 5% to total sales.

              Manufacturing costs increased slightly from 57.1% to 58.1% of sales for the corresponding nine month periods. Material costs decreased from 28.2% to 26.3% of sales. Manufacturing labor costs increased from 17.0% to 18.8% of sales while overhead costs increased from 11.9% to 13.0% of sales for the comparable periods. Increases in labor and overhead were due primarily to development costs of new products such as boat docks, decks, decorative glass windows and patio enclosures. Also contributing to increased labor and overhead were the costs of additional personnel needed for operation, supervision and maintenance of new high tech production equipment.

              Selling and administrative expenses increased from $9.6 million or 34.4% of sales to $10.3 million or 35.3% of sales for the comparative nine month periods. Payroll and related costs (payroll taxes, insurance, employee benefit costs) increased from $5.9 million to $6.2 million, but as a percentage of sales remained approximately the same.

              Investment income increased approximately 6% over last year's corresponding period.

              Net income after taxes for the first nine months of fiscal 1996 was $1.4 million or 4.8% of sales compared to $1.6 million or 5.9% of sales for the previous year's nine month period.

              The Company historically has earned a profit in the fourth quarter. Profit for the full year is expected to come close to $1.00 per share but is not expected to reach last year's $1.05.


      Liquidity and Capital Resources


              Net cash flow increased $243,583 for the first nine months of fiscal 1996. Cash provided by operating activities was primarily due to positive cash flow generated from earnings offset by increases in inventories and decreases in payables.

              Cash used for investing activities was approximately $503,000. The principal causes for this were capital expenditures of $957,000 partially offset by net redemptions of short-term municipal bonds of $363,000. This compares to last year's purchases of short term investments of $948,000 and capital expenditures of $1.8 million for the same nine month period.

              Cash used for financing activities totalling $329,000 was primarily due to payments of long term indebtedness of $152,000 and dividend payments of $195,000 offset by proceeds from the sale of treasury stock totalling $18,000.

              Total expenditures for equipment are expected to be approximately $2 million for fiscal 1996.

              The Company believes that the cash flows provided from operating and investing activities will be sufficient to meet all of its anticipated fiscal 1996 needs for planned capital expenditures, debt retirement and operating activities.

                          PART_II.__OTHER_INFORMATION




         Item_1.__Legal_Proceedings

                  Reference is made to Item 3 of Form 10-K for the year ended June 30, 1995.


         Item_6.__Exhibits_and_Reports_on_Form_8-K

                  (a)  Exhibits - Report on Review by Independent
                                  Certified Public Accountant

                  (b)  Report on Form 8-K - There were no reports
                                  on Form 8-K filed for the three
                                  months ended March 31, 1996.

    Item 6(a).  Report on Review by Independent Certified Public Accountant




         Board of Directors and Shareholders
         Thermal Industries, Inc.



              I have made a review of the condensed consolidated balance sheet of Thermal Industries, Inc. as of March 31, 1996 and the related condensed consolidated statements of income and cash flows for the three and nine month periods ended March 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. I previously audited and expressed my unqualified opinion in my report dated September 12, 1995 on the consolidated financial statements as of June 30, 1995 from which the condensed consolidated balance sheet of that date is derived.

              A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

              Based on my review, I am not aware of any material modifications that should be made to the condensed consolidated balance sheet as of March 31, 1996 or to the condensed consolidated statements of income and cash flows for the three and nine months ended March 31, 1996 and 1995, for them to be in conformity with generally accepted accounting principles.


                                            _______________________________
                                                    Sydney Heisler
                                                Certified Public Accountant



         Pittsburgh, Pennsylvania
         May 3, 1996

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THERMAL INDUSTRIES, INC.
                                               (REGISTRANT)

                                          _______________________________
                                                  Eric Rascoe
                                              Secretary-Treasurer
                                          (Principal Financial and
                                               Accounting Officer)
      DATE:_______________________