Form 10-K
period 1996-06-30
THERMAL INDUSTRIES INC
filed 1996-09-30
CIK 97726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K


(Mark one)
     __X__ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
	    For the fiscal year ended June 30, 1996

OR
      _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
	    For the transition period from _______________to_________________
	    Commission file number 0-9790

THERMAL_INDUSTRIES,_INC.
(Exact name of registrant as specified in its charter)
	  Pennsylvania                                                  25-1145753
(State or other jurisdiction of incorporation                  (IRS Employer
		or organization)                                        Identification Number)
     301_Brushton_Avenue
     Pittsburgh, Pennsylvania                                         15221
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:   (412)_244-6400

Securities registered pursuant to Section 12 (b) of the Act:        NONE

Securities registered pursuant to Section l2 (g) of the Act:

							Name of each exchange
	 Title of class                                 on which registered

COMMON STOCK - PAR VALUE $.01                        NATIONAL ASSOCIATION OF
							  SECURITY DEALERS

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT HAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES___X___        NO________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____X____

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on September 8, 1996, was approximately $4,374,718. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock on September 8, 1996 was 1,958,512.

PART I



Item 1.  Business

     Thermal Industries, Inc., is engaged in the manufacture and distribution of vinyl-framed, made-to-order windows. These windows include double and triple-paned replacement windows in a variety of styles, bow or bay window units, and garden units. The Company has also developed a line of replacement sliding doors and patio enclosure systems which are currently being marketed. Vinylium Corporation, a wholly-owned subsidiary, extrudes rigid and dual-durometer PVC profile extrusions which are used solely in the Company's window manufacturing operations. A line of vinyl planking and railing extrusions for use in porch decks and boat docks is also being marketed.

     The Company's windows are primarily sold to remodeling or home improvement contractors for use in residential retrofit remodeling. These contractors are contacted by 51 sales employees working out of the Company's headquarters in Pittsburgh, Pennsylvania and 19 warehouse-sales offices located primarily within the northeast quarter of the United States. Deck and dock products are sold across the continental United States by existing Thermal sales people and by three manufacturers' representatives. The Company also has several distributors in the north-central states and a commercial sales department for direct sales to rental or commercial property owners.
All manufacturing is done at the Murrysville, Pennsylvania factory and finished windows are shipped to the Company warehouses and to distributors in Company-owned or leased trucks and by commercial carrier. There are no sales outside the United States.

     Competition in the window industry is intense and the Company has numerous competitors who make vinyl and/or aluminum replacement windows. Some competitors are substantially larger than the Company and some offer broad building products lines, besides windows. The Company generally does not compete with prime window manufacturers, who sell primarily to the new
construction market.   The Company has a large customer base and no single
customer or group of related customers accounts for as much as five per cent of sales. Price, quality, service and delivery are the chief competitive factors involved in this industry. The Company believes that it competes effectively in all four areas.

	The raw materials and fabricated parts required for its manufacturing operations are purchased by the Company under contract or in the open market. Generally, such materials are available from a number of sources and supplies have been adequate. Electricity is used in all manufacturing operations and it also is in adequate supply.

     The Company believes that it presently complies in all material respects with applicable environmental quality statutes and regulations and anticipates making no expenditures for environmental control facilities in the foreseeable future.

     The Company holds no material patents, licenses, franchises, or concessions in its window and door operations. A number of patents have been applied for in connection with the deck and dock products. Company products are sold under several registered trademarks. It presently employs an average of 540 people, none of whom is represented by a union.


I-1


     The Company's business is highly seasonal, with 65% of annual sales occurring from April through October, and 35% from November through March. Orders are slowest from December through February and represent approximately 13% of annual sales.

     The Company has a backlog of firm orders totaling $4.6 million in sales as of June 30, 1996 as compared to $4.5 million in backlog sales as of June 30, 1995.

     Research and development expenditures are charged to operations. Such activities relate to the design of new window products and improvement of existing products. Five employees are working in this area and all such activities have been Company sponsored. Research and development expense for fiscal years 1996, 1995, and 1994 totaled $564,150, $291,410, and $363,283, respectively.


Item 2.   Properties

     Operations are performed at the locations indicated below. In the opinion of the Company, its plants are in good condition and are satisfactory for the purpose for which they are designed.



							                                                               		Lease
       	 Location                 Use                  Space           Expires

    301 Brushton Avenue        Warehouse and         30,000 sq. ft.    8/31/2002
    Pittsburgh, PA                Factory               leased

    300 N. Braddock Avenue     Warehouse and         38,000 sq. ft.    8/31/2002
    Pittsburgh, PA                Factory               leased

    3700 Haney Drive           Warehouse and        165,000 sq. ft.
    Murrysville, PA               Factory           purchased 9/l3/89

    400 N. Lexington Avenue    Warehouse and         33,788 sq. ft.   12/31/2000
    Pittsburgh, PA                Factory               leased

     The Company also owns or leases space in 19 cities for sales and warehouse facilities.


Item 3.  Legal Proceedings

     For discussion of legal proceedings, see Note 12 to Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no securities voted during the three month period ended June 30, 1996.


I-2

PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

	 (a) The following tables show the high and low bid prices in the over-the-counter market as quoted by NASD beginning with the quarter ended September 30, 1994.


                                 						    Common Stock

	 Fiscal Quarter Ended           High Bid                    Low Bid

	 September 30, 1994              7 3/4                       7 1/4
	 December 31, 1994               9 1/4                       8 3/4
	 March 31, 1995                  9 3/4                       9
	 June 30, 1995                   9 1/2                       9 1/2

	 September 30, 1995              9 1/2                       9 1/2
	 December 31, 1995               9 1/2                       9
	 March 31, 1996                  9 1/2                       8
	 June 30, 1996                   9 1/2                       8 1/4


	 (b) The number of holders on record of Thermal Industries, Inc. common stock as of September 8, 1996 was 257.


	 DIVIDENDS

	Dividends paid during the fiscal year ended June 30, 1996 were as follows:

			Month of                                  Per
			Payment              Amount               Share

			January             $194,720              $.10


	 Dividends paid for the fiscal years ended June 30, 1995 and 1994, were $115,727 and $77,003 respectively ($.06 and $.04 per share).


Item 6.  Selected Financial Data



				Fiscal Years Ended June 30

		    1996         1995         1994         1993         1992

Net sales and
  other income  $41,783,972  $38,529,845  $33,205,519  $29,823,135  $28,865,032

Net income        1,980,281    2,050,393    1,755,728    1,240,104    1,575,326

Earnings per
  share                1.01         1.05          .90          .64          .81

Total assets     23,963,867   21,671,631   20,099,862   17,923,199   16,976,483

Long-term Debt    2,059,717    2,232,169    2,402,482    2,364,998    2,545,817

Shareholders'
    Equity       19,005,495   17,200,784   15,243,343   13,562,018   12,395,786

Book Value
  Per Share            9.70         8.81         7.85         6.99         6.39

Cash dividends
  per share     $       .10  $       .06  $       .04  $       .04  $       .04




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Year Ended June 30, 1996 Compared With
                        Year Ended June 30, 1995


Net sales for fiscal 1996 were $41.4 million, up approximately 8.6% over 1995 sales of $38 million. The primary sources for the increase were a $2 million increase in sales of windows and doors and $1 million in sales of vinyl porch deck and boat dock materials. Unit sales increased approximately 7.6% over the previous year.

Sales in the final quarter of the current year were $12.3 million, compared to $10.2 million for last year's fourth quarter. The Company anticipates a substantial increase in sales for the first quarter of fiscal 1997 over last year's first quarter volume of $10.5 million. Incoming orders for July and August of fiscal 1997 are 16% higher than those of last year.

Manufacturing costs as a percentage of sales, 58.2%, were identical for both fiscal years. Material costs decreased from 28% of sales in fiscal 1995 to 26.8% of sales for fiscal 1996. Manufacturing labor as a percentage of sales rose slightly from 18.1% to 18.5% for the current year.

	Overhead costs increased from 12.1% of sales in fiscal 1995 to 12.9% of sales in fiscal 1996. Production line costs decreased slightly from 5.1% of sales to 4.8% and factory depreciation rose from 2.2% to 3.3% of sales for the comparative years.

Selling and administrative expenses increased $1.5 million to $14.4 million from $12.9 million and increased as a percentage of sales to 34.9% from 34% a year ago. Payroll and payroll taxes increased from $6.3 million to $6.7 million but as a percentage of sales decreased from 16.4% to 16.2%. Sales and marketing payroll increased approximately $360,000 due to introduction of new products, mainly vinyl decks and docks, on a nationwide basis.

Profit sharing expense increased approximately $175,000 as the result of an increase in qualified participants as well as the Company's matching contributions to the newly implemented 401(k) plan.

Insurance costs rose from $1.2 million to $1.4 million primarily due to increased sales and payroll. Rent and utilities increase approximately $205,000 due to additional space for warehousing, fabrication and distribution.

Investment income, comprised of interest, dividends and gains or losses from the sales of marketable securities, was $414,233 and $451,751 respectively for the comparative fiscal years.

The Company's effective tax rate for fiscal 1996 was 37.9% compared to 38.7% for the prior fiscal year, due primarily to reductions in state income taxes resulting from favorable rates and allocations in various states. Temporary differences which require a deferred tax calculation are immaterial.

Net earnings for fiscal 1996 were $1.98 million or $1.01 per share compared to $2.05 million or $1.05 per share for fiscal 1995.

The Company has introduced new products into the market during the last five years such as patio enclosures, solid vinyl windows with natural wood interior facing, vinyl porch decks and boat docks. This has resulted in an increase in volume as well as increased selling and administrtive expenses and capital expenditures. The Company's operating results and capital spending may be subject to considerable fluctuations due to volume, product mix, and general economic conditions.


                 Year Ended June 30, 1995 Compared With
                       Year Ended June 30, 1994


Net sales for fiscal 1995 were $38 million, up approximately 15.6% over 1994 sales of $32.9 million. Unit sales increased approximately 6.2% over the previous year and there was a 4% price increase in October 1994.

Sales in the final quarter of the current year were $10.2 million, compared to $9.3 million for last year's fourth quarter sales. The Company anticipates a minimal increase in sales for the first quarter of fiscal 1996 over last year's first quarter volume of $10.5 million. Incoming orders for July and August 1995 are approximately equal to those of last year.

	Manufacturing costs as a percentage of sales were 58.2% for fiscal 1995 compared to 55.2% for fiscal 1994. Material costs increased slightly from 27.4% of sales in fiscal 1994 to 28.0% of sales in fiscal 1995.
Manufacturing labor as a percentage of sales rose from 17.8% to 18.1% for the current year.

Overhead costs increased from 10% of sales in fiscal 1994 to 12.1% of sales in fiscal 1995. Production line costs rose from 4.1% of sales to 5.1% of sales and factory depreciation increased from 1.3% of sales to 2.2% of sales for the comparative years.

Selling and administrative expenses increased $895,000 to $12.9 million from $12 million, but decreased as a percentage of sales to 34% from 36.6% a year ago. Payroll and payroll taxes increased from $5.8 million to $6.3 million, but as a percentage of sales decreased from 17.6% to 16.4%. Primarily as the result of a self-insured workmens' compensation plan, total insurance costs decreased approximately $97,000.

Advertising and dealer promotion costs increased approximately $151,000, which helped fuel sales volume and profit growth.

Bad debt expense of $108,343 increased approximately $176,000 as the result of a negative bad debt amount of $67,334 in the previous year stemming from an adjustment in charge-offs in fiscal 1993. Without this adjustment bad debt expense for fiscal 1994 would have been $83,000.

Investment income, comprised of interest, dividends and gains or losses from the sale of marketable securities, was $451,751 and $297,266 respectively for the comparative fiscal years. Interest from municipal bonds increased approximately $122,000 over last year.

The Company's effective tax rate for fiscal 1995 was 38.7% compared to 38.9% for the prior fiscal year, due primarily to non-taxable municipal bond interest. Temporary differences which require a deferred tax calculation are immaterial.

Net earnings for fiscal 1995 were $2.1 million, or $1.05 per share compared to $1.8 million or $.90 per share for fiscal 1994.

Liquidity and Capital Resources

This discussion and analysis of the Company's liquidity and capital resources should be read together with the consolidated balance sheets and statements of cash flows.

During the current year, cash and cash equivalents increased from $1.9 million to $2.1 million. Net cash from operating activities increased from $2.2 million to $2.3 million. The primary factors contributing to this increase were increases in depreciation and accounts payable offset by increases to accounts receivable and inventories.

During fiscal 1996, the Company used $1.7 million for investing activities. Investments in property, plant and equipment approximated $2 million compared to $2.6 million in the previous year.

The Company continues its modernization and upgrading of production equipment. New computerized manufacturing systems have been installed to improve the manufacturing process. With the introduction of new products into the market, new extrusion equipment in the vinyl production department has been set up for the manufacture of PVC planking for porch decks and boat docks.

The Company expects to continue its equipment modernization program and is currently planning expansion of its Murrysville plant for anticipated increase in volume.

Investing activities also include a net increase from the sale of temporary investments over the purchase of securities netting $350,902. Temporary investments consist mostly of short-term municipal bonds, some of which were used to collateralize self-funding of workmen's compensation insurance as required by the Pennsylvania insurance department.

Financing activities produced a net decrease in cash of $346,000. This resulted from reduction in notes payable of $170,000 plus cash dividends paid out in the amount of $195,000 offset by proceeds of $19,000 from the sale of treasury stock for stock options exercised by employees.

The Company's current ratio (comparison of current assets with current liabilities) was 5.9 at June 30, 1996 compared to 6.8 at June 30, 1995. Shareholders' equity totalled $19 million or $9.70 per share at June 30, 1996 compared to $17.2 million or $8.81 per share at June 30, 1995.

	The Company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

Item 8.  Financial Statements and Supplementary Data


	    The following consolidated financial statements of the Registrant and its subsidiaries required to be included in item 8 are listed below:


                                                  								    Page

	    Consolidated Financial Statements:

	Report of Independent Accountant                              II-6
 Balance Sheets as of June 30, 1996 and 1995                  II-7-8
 Statements of Income for the years
    ended June 30, 1996, 1995, and 1994                        II-9
 Statements of Changes in Shareholders' Equity
	   for the years ended June 30, 1996, 1995, and 1994          II-10
 Statements of Cash Flows for the years
	   ended June 30, 1996, 1995, and 1994                        II-11
	Notes to Financial Statements                               II-12-16
	Quarterly Financial Information (Unaudited)                   II-17

 Financial Statement Schedules:

 All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements on accounting and financial disclosures during the year.

REPORT OF INDEPENDENT ACCOUNTANT


Board of Directors and Shareholders
Thermal Industries, Inc.
301 Brushton Avenue
Pittsburgh, PA  15221



I have audited the accompanying consolidated balance sheets of Thermal Industries, Inc., and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermal Industries, Inc., and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


							     Sydney Heisler
							     Certified Public Accountant

Pittsburgh, Pennsylvania
August 30, 1996


THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995



                                        ASSETS


                                             							    1996         1995
CURRENT ASSETS
    Cash and cash equivalents                       $ 2,083,260  $ 1,873,405
    Temporary investments (Note 2) - cost
	 approximates market value                           5,153,783    5,489,920
    Accounts receivable - trade (net of
       allowances for doubtful accounts at
       June 30, 1996 - $172,631; 1995 - $117,202)     4,252,434     3,167,191
    Inventories (Notes 2 and 6)                       5,083,556     4,451,615
    Prepaid expenses                                    333,791       132,481
    Prepaid taxes                                        64,955
    Other receivables - Officers and employees           59,357        55,787
	TOTAL CURRENT ASSETS                                17,031,136    15,170,399


PROPERTY AND EQUIPMENT (Note 2)
    Land                                                334,403       334,403
    Buildings                                         2,488,276     2,484,440
    Machinery, equipment and autos                   10,596,471     8,731,205
    Leasehold improvements                              459,594       416,045
                                             							 13,878,744    11,966,093
    Less accumulated depreciation                     7,891,308     6,319,405
	NET PROPERTY AND EQUIPMENT                           5,987,436     5,646,688


OTHER ASSETS
    Accounts receivable - long term (Note 4)            862,931       762,297
    Loan acquisition fees, net of amortization
	at June 30, 1996 - $65,356; 1995 - $55,472              82,364        92,247
	TOTAL OTHER ASSETS                                     945,295       854,544

	     TOTAL ASSETS                                  $23,963,867   $21,671,631


See notes to consolidated financial statements.


THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995



LIABILITIES AND SHAREHOLDERS' EQUITY                    1996          1995
CURRENT LIABILITIES
    Current portion of long term debt (Note 3)       $  172,452   $   170,313
    Accounts payable - trade                            993,344       365,603
    Accrued payroll and commissions                     567,236       659,366
    Accrued profit sharing contributions (Note 5)       614,800       443,060
    Accrued and withheld payroll and sales taxes        260,844       275,505
    Customer's deposits (Note 2)                        285,222       275,364
    Corporate taxes payable                                            40,579
    Other current liabilities                             4,757         8,888
	TOTAL CURRENT LIABILITIES                            2,898,655     2,238,678


LONG TERM DEBT (Note 3)                               2,059,717     2,232,169


CONTINGENT LIABILITIES (Note 12)

SHAREHOLDERS' EQUITY
    Common stock - authorized 5,000,000 shares
	at $.01 par value; issued 2,011,088 shares              41,205        41,205
    Capital paid in excess of par value                 420,509       403,691
    Retained earnings                                18,566,747    16,781,186
    Treasury stock - (at cost) 1996 - 52,576 shares;
		      1995 - 57,876 shares                            (22,966)      (25,298)
	TOTAL SHAREHOLDERS' EQUITY                          19,005,495    17,200,784

	TOTAL LIABILITIES AND
	     SHAREHOLDERS' EQUITY                          $23,963,867   $21,671,631


See notes to consolidated financial statements.

THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                             					    1996            1995            1994

Sales                             $41,357,061     $38,071,578     $32,941,750

Operating costs and expenses
    Manufacturing costs of
  	   products sold                24,065,752      22,141,792      18,193,860
    Selling and administrative
	     expenses                     14,440,799      12,933,640      12,041,091
                             					 38,506,551      35,075,432      30,234,951

     Income from operations         2,850,510       2,996,146       2,706,799

Interest expense                      (89,853)       (112,261)        (97,554)
Investment income                     414,233         451,751         297,266
Gain (loss) on sale of tangible
     property                          12,678           6,516         (33,497)

Income before income taxes          3,187,568       3,342,152       2,873,014

Provision for income taxes
     Federal                          979,808         961,000         843,153
     State                            227,479         330,759         274,133
					                               1,207,287       1,291,759       1,117,286

Net income                        $ 1,980,281     $ 2,050,393      $1,755,728


Average number of shares
     outstanding                    1,956,920       1,946,012       1,940,312


Earnings per share based on average
     number of shares outstanding
     (Note 9)                     $      1.01     $      1.05      $      .90


See notes to consolidated financial statements.

THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                     			      Common      Capital
                      			      Stock      Paid In                                      Total
                    			     $.01 Par       Excess        Retained       Treasury     Shareholders'
                     			       Value       of Par        Earnings         Stock         Equity



  Balance, June 30, 1993     $41,205      $384,256      $13,167,795     $(31,238)    $13,562,018
      Net income                                          1,755,728                    1,755,728
      Cash dividends
     ($.04 per share)                                       (77,003)                     (77,003)
     Stock options exercised                 2,072                           528           2,600


  Balance, June 30, 1994      41,205       386,328       14,846,520      (30,710)     15,243,343
      Net income                                          2,050,393                    2,050,393
      Cash dividends
     ($.06 per share)                                      (115,727)                    (115,727)
     Stock options exercised                17,363                         5,412          22,775


  Balance, June 30, 1995      41,205       403,691       16,781,186      (25,298)     17,200,784
     Net income                                           1,980,281                    1,980,281
     Cash dividends
    ($.10 per share)                                       (194,720)                    (194,720)
    Stock options exercised                 16,818                         2,332          19,150


  Balance, June 30, 1996     $41,205      $420,509      $18,566,747     $(22,966)    $19,005,495



                                 							     Common Shares
						                                            In
                         						   Issued        Treasury      Outstanding


  Balance, June 30, 1993         2,0ll,088       71,376         1,939,712
      Stock options exercised                    (1,200)            1,200


  Balance, June 30, 1994         2,011,088       70,176         1,940,912
      Stock options exercised                   (12,300)           12,300


  Balance, June 30, 1995         2,011,088       57,876         1,953,212
      Stock options exercised                    (5,300)            5,300


  Balance, June 30, 1996         2,011,088       52,576         1,958,512



      See notes to consolidated financial statements.

THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                      						   1996                1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $1,980,281          $2,050,393      $1,755,728
  Depreciation and amortization              1,637,781           1,106,217         657,155
  Loss (Gain) on disposal of assets            (27,443)             (7,039)         30,285


CHANGES IN OPERATING ASSETS AND
  LIABILITIES - (INCREASE) DECREASE IN:
  Accounts receivable                       (1,085,243)            384,964        (807,860)
  Inventory                                   (631,941)         (1,114,348)        (28,055)
  Prepaid and other                           (269,835)            (52,486)        279,627
  Increase (Decrease) in accounts
    payable and accrued expenses               657,838            (217,433)        470,433

NET CASH PROVIDED BY OPERATING
    ACTIVITIES                               2,261,438           2,150,268       2,357,313

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in accounts receivable -
      long term                               (100,634)           (762,297)
  Proceeds from sale of temporary
      investments                              982,679             555,000          35,047
  Proceeds from disposal of tangible
      property                                  12,678               8,050          10,911
  Additions to property, plant and
      equipment                             (1,968,646)         (2,640,834)       (720,428)
  Additions to temporary investments          (631,777)           (960,302)     (4,195,053)

NET CASH USED IN INVESTING ACTIVITIES       (1,705,700)         (3,800,383)     (4,869,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of notes payable                  (170,313)           (168,238)       (169,829)
  Proceeds from sale of treasury
      stock                                     19,150              22,775           2,600
  Dividends paid                              (194,720)           (115,727)        (77,003)
  Proceeds from long term financing                                                194,734

NET CASH USED IN FINANCING ACTIVITIES         (345,883)           (261,190)        (49,498)

Net increase (decrease) in cash and
   cash equivalents                            209,855          (1,911,305)     (2,561,708)

Cash and cash equivalents at the
   beginning of the year                     1,873,405           3,784,710       6,346,418

Cash and cash equivalents at the
   end of the year                          $2,083,260          $1,873,405      $3,784,710



Supplemental disclosure of cash flow information:
    Cash paid during the year for:
	Interest                                   $   89,853          $  112,261      $   97,554
	Income taxes                               $1,312,821          $1,345,162      $  726,955

See notes to consolidated financial statements.

THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

 Thermal Industries, Inc. (the Company) is a Pennsylvania corporation. The Company is engaged in the manufacture of vinyl-framed, made-to-order windows,replacement sliding doors, patio enclosures, vinyl porch decks and boat docks.

	The Company's offices as well as its manufacturing facilities are located in the Pittsburgh area. The products are primarily sold to remodeling or home improvement contractors for use in residential remodeling.

	The Company markets and distributes its products through 20 warehouse-sales offices located primarily within the northeast quarter of the United States. Deck and dock products are sold across the continental United States.

Note 2 - Summary of Significant Accounting Policies

	 Principles of Consolidation

	The accompanying consolidated financial statements include the accounts of Thermal Industries, Inc. and subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

	Estimates

	Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the use of management's estimates primarily related to collectibility of receivables and depreciable lives of property and equipment. Accordingly, actual results could differ from those estimates.

	Cash and cash equivalents

	The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash and cash equivalents. Cash equivalents consist primarily of money market accounts issued by large commercial banks and are readily convertible to cash. They are stated at cost which approximates market value.

	Temporary investments

	Temporary investments, consisting principally of municipal bonds with maturities of less than one year and variable rate municipals with seven-day put options which are guaranteed by bank letters of credit, preferred stock and Government bond funds are stated at cost, which approximates market value. Investments approximating $1,000,000 were used to collateralize self-funding of workmen's compensation insurance.

	Effective July l, 1994, the Company adopted FAS #115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's investments are considered to be "available for sale" securities with maturities generally less than one year. The adoption of FAS #115 had no effect on the Company's financial position or results of operations.

	Concentrations of Credit Risk

	Two unsecured trade accounts (see Note 4) representing 21.9% of the outstanding accounts receivables as of June 30, 1996 are considered by the Company to be of minimum credit risk. Concentrations of credit risk with respect to other accounts receivable are limited due to the large number of customers, generally short payment terms and their dispersion across geographic areas. The Company performs ongoing credit evaluations of its customers' financial condition and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.

  II-12
Note 2 - Continued

	Inventories

	Inventories are stated at cost which is lower than market; cost is determined substantially by the first-in, first-out method of inventory valuation.

	Property and depreciation

	Property and equipment are recorded at cost. Depreciation is provided using the modified accelerated cost recovery method or straight-line where required, over the estimated useful lives of the assets.

	Depreciation on buildings and leasehold improvements is computed on a straight line method using lives from 10 to 31 1/2 years. Depreciation on machinery and equipment is computed under accelerated methods using lives ranging from 3 to 7 years. Total depreciation expense for the fiscal years ended June 30, 1996, 1995 and 1994, were $1,637,781, $1,106,217, and
$657,155, respectively.

	 Major additions and betterments are capitalized while expenditure for maintenance, repairs and minor renewals are expensed when incurred.

	Research and Development

	Research and development costs are expensed when incurred. Such costs for the fiscal years ended June 30, 1996, 1995 and 1994, were $564,150, $291,410, and $363,283, respectively.

	Customers' Deposits

	The Company manufactures and provides installation of windows for its customers under sales contracts which require cash deposits.
Recognition of income on these advances is deferred until the jobs are completed, which usually ccurs within four to eight weeks.

Note 3 -        Long Term Debt

	Long term debt consisted of:
                               					               				June 30, 1996       June 30, 1995
	1989 Pennsylvania Economic Development Financing
	Authority (PEDFA) bonds, variable interest rate
	(recent interest rates ranging from 3.45 to 3.95
	percent), principal payable $100,000 per year plus
	interest for fifteen years beginning in November
	1990 and a balloon payment of $500,000 at the end
	of the fifteen year term                               $1,400,000          $1,500,000

	Pennsylvania Industrial Development Authority (PIDA)
	mortgage note, payable in monthly installments of
	$8,035.50, including interest at 3% through July          832,169             902,482
	 2006
                                                							  2,232,169           2,402,482
 Less current portion                                      172,452             170,313

                                           										   $2,059,717          $2,232,169

 Approximate maturities of long term debt following June 30, 1996
 are    as follows:

	       Fiscal year ending June 30, 1997         $  172,452
	       Fiscal year ending June 30, 1998            174,655
	       Fiscal year ending June 30, 1999            176,926
	       Fiscal year ending June 30, 2000            179,266
	       Fiscal year ending June 30, 2001            181,677
       	      Thereafter                          1,347,193

                     				  TOTAL                 $2,232,169


Note 3 - The Company's manufacturing and office facilities collateralize the various debt agreements. The Company is required to meet certain financial covenants in connection with the above obligations, including those related to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth and net income. At June 30, 1996, the Company was in compliance with all such covenants.

Note 4 - Accounts receivable - long term

Accounts receivable - long term consists of two unsecured trade accounts, receivable in monthly installments of $15,000 and $20,000 respectively, which includes interest at 8%, commencing January 1995 and July 1996 respectively. Total account balance as of June 30, 1996 is $1,148,019, of which $862,931 is long term.

Note 5 - Profit Sharing and 401(k) Plans

The Company has a qualified noncontributory profit sharing plan for eligible employees of the Company and participating subsidiaries. The Company's contribution to the plan, as determined by the Board of Directors, is discretionary, but may not exceed 15% of the annual aggregate ompensation paid to all participating employees. For the current and each of the two preceding years, the Company made provisions for contributions of 5% of the qualifying wages of its participating employees. On July 1, 1995, the Company adopted an IRC 401(k) plan covering substantially all eligible employees. Under the provisions of the plan, eligible employees may defer up to 15% of their compensation. The plan provides for matching Company contributions of not more than 25% of the first 8% of employee contributions. Employees must complete 12 months of service and attain age 21 before they are eligible to participate. Participants may enter the plan on January 1 or July 1 immediately following the completion of the age and service requirements.

Total Company contributions to all plans were $618,506, $443,060, and $433,760, respectively, for the fiscal years ended June 30, 1996, 1995 and 1994.

Note 6 -        Inventories

Inventories at June 30, 1996 and 1995, were as follows:
                                          									   1996            1995

  Finished Goods                                   $2,398,771      $1,093,739
  Work in Process                                      51,976          22,544
  Raw Materials and Supplies                        2,632,809       3,335,332

                                          									$5,083,556      $4,451,615



Note 7 - Income Taxes

Following is a reconciliation between the statutory federal income tax expense and the accounting income tax expense for the years ended June 30, 1996, 1995 and 1994. The Company has no deferred tax expense or liability since timing differences which require a deferred tax calculation are immaterial.



Years ended June 30                      1996           1995          1994

	Federal statutory income
	     tax expense                     $1,083,977     $1,136,332      $976,825
	Increase (decrease)
	  State income taxes                    (77,548)      (112,150)      (95,605)
	  Dividends received deduction          (12,984)       (14,470)      (14,428)
	  Municipal bond interest               (61,057)       (64,169)      (22,752)
	  Other - includes non-deductible
	   officers' life insurance, meals
	   and entertainment, capital loss
		  deductions, miscellaneous             47,420         15,457          (887)

	Accounting income tax expense        $  979,808     $  961,000      $843,153


Note 8 -        Stock Option Plans

In October 1984, the Company adopted an incentive stock option plan for its key employees. The option plan provides for the sale of 50,000 shares of common stock (adjusted to 100,000 shares after 2 for 1 stock split May 1, 1986). The option price was the fair market value on the date of the grant with certain modifications for persons owning more than 10% of the voting power of the Corporation's stock. In the case of options granted to any person owning more than 10% of the voting power of the Corporation's stock, the purchase price per share of the stock subject to option was not less than 110% of the fair market value of the stock on the date of grant of the option, and in no event was any option exercisable after the expiration of ten years from the date of the grant.

	Ten years from the date the Plan was adopted, it terminated and no options were granted thereafter. However, all rights created under options issued and outstanding on June 30, 1996 shall continue until they are exercised or, by their terms, expire. In no case shall the options extend beyond ten years from their issue date.

A summary of activity of the Incentive Stock Option Plan is as follows:



					                       SHARES                          PRICE PER
	                     				 RESERVED       OUTSTANDING         SHARE

Balance, June 30, 1993      81,600            35,300
	    Exercised                (400)             (400)          $3.00
	    Exercised                (800)             (800)          $1.75
	    Canceled                 NONE              NONE

Balance, June 30, 1994      80,400            34,100
	    Exercised              (1,000)           (1,000)          $3.00
	    Exercised             (11,300)          (11,300)          $1.75
	    Cancelled                NONE              NONE

	Balance, June 30, 1995      68,100           21,800
	    Exercised                 (800)            (800)          $6.125
	    Exercised               (2,000)          (2,000)          $3.00
	    Exercised               (2,500)          (2,500)          $3.30
	    Cancelled               (1,800)          (1,800)

	Balance, June 30, 1996      61,000           14,700

On January 31, 1996 the Board of Directors authorized a grant of nonstatutory stock options for 10,000 shares to each of the two non-employee directors who were elected in October 1995. The exercise price is $8.75 per share, which corresponds to the market price on January 31, 1996. Vesting is one third of the grant on the date of election to the Board and one third on each of the next two anniversary dates of such election. Therefore, as of June 30, 1996, a total of 6,666 of these optioned shares are vested and 13,334 are not vested. None of these shares have been purchased by the option grantees.

Note 9 - Earnings Per Share

Computations of earnings per common share are based on the weighted average number of such shares outstanding during the year.

Note 10 - Segments

The Company operates principally in one industry, the manufacture
of vinyl        windows and other vinyl building products and has no other segments.

Note 11 - Lease Arrangements and Related Party Transactions

In addition to the owned property in Murrysville, Pennsylvania,
the Company     leases facilities in Pittsburgh, Pennsylvania for extrusion and administrative  offices from two of the principal stockholders of the
company.  No amounts    were owed to related parties as of June 30, 1996.

Other sales and warehouse facilities are leased from unrelated parties in various locations. All of the leases are operating leases.

	The following is a schedule of minimum lease commitments outstanding at June 30, 1996 that have initial or remaining lese terms in excess of one year.



				  Fiscal Year
     Ended June 30

       		1997                        $  793,913
		       1998                           632,017
		       1999                           454,578
       		2000                           417,622
       		2001                           296,126
  After  2001                           197,190

  Total minimum lease payments       $2,791,446

	Rental expenses for all operating leases totalled $812,385, $694,836, and $603,291 for fiscal years ended June 30, 1996, 1995, and 1994, respectively, of which $132,150, $126,600, and $125,400, respectively, were paid to principal stockholders.

Note 12 - Contingent Liabilities

	Legal matters, various claims, and complaints arising in the ordinary course of business are, in the opinion of management, adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition would not have a material effect on the financial position of the Company.

Note 13 - Allowance for Doubtful Accounts


		The allowance for doubtful accounts and related bad debt expense were as follows for the years ended June 30, 1996, 1995, and 1994:

                                         						     Additions or    Deductions
                                   					Balance     (Subtractions)      From
                                   					  at         Charged or       Reserves     Balance
                            				       Beginning    (Credited) to  (Uncollectible     at
				                                   	  of           Cost and       Accounts      End of
       		 Classification                Period__      Expenses___   Written Off)   Period

  Year ended June 30, 1996:
     Allowance for doubtful accounts    $117,202       $112,192      ($ 56,763)   $172,631

  Year ended June 30, 1995:
     Allowance for doubtful accounts    $112,432       $122,827      ($118,057)   $117,202

  Year ended June 30, 1994:
     Allowance for doubtful accounts    $240,569       $(54,203)     ($ 73,934)   $112,432

THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


The table below summarizes the Company's results of operations by quarter for fiscal 1996, 1995 and 1994.
                 		   FIRST          SECOND          THIRD         FOURTH
                  	  QUARTER         QUARTER        QUARTER        QUARTER            TOTAL
1996

Sales              $10,509,632     $11,637,165     $6,945,518     $12,264,746      41,357,061
Gross Margin         4,368,510       4,897,125      2,985,965       5,039,709      17,291,309
Income (Loss)
from operations      1,025,916       1,783,455       (890,095)        931,234       2,850,510

Net income (loss)      690,028       1,148,893       (452,489)        593,849       1,980,281

Cash dividends                         194,720                                        194,720
Market Price:
   High Bid            9 1/2         9 1/2           9 1/2           9 1/2
   Low Bid             9 1/2         9               8               8 1/4


1995

Sales              $10,497,298     $10,479,773     $6,883,146     $10,211,361     $38,071,578
Gross Margin         4,865,774       4,705,223      2,452,525       3,906,624      15,929,786
Income (Loss)
from operations      1,748,120       1,497,838       (883,531)        633,719       2,996,146

Net income (loss)    1,102,803         957,673       (426,488)        416,405       2,050,393

Cash dividends                         115,727                                        115,727


Market Price
   High Bid            7 3/4          9 1/4          9 3/4           9 1/2
   Low Bid             7 1/4          8 3/4          9               9 1/2


1994

Sales              $ 8,872,136     $ 9,553,168     $5,227,751     $ 9,288,695     $32,941,750
Gross Margin         4,353,593       4,752,624      1,975,296       3,666,377      14,747,890
Income (Loss)
from operations      1,327,023       1,442,827     (1,074,484)      1,011,433       2,706,799

Net income (loss)      831,533         863,385       (609,081)        669,891       1,755,728

Cash dividends                                         77,003                          77,003

Market Price
    High Bid           6 1/2          6 3/4           8 1/4           7 3/4
    Low Bid            6              6               6 1/8           7 1/4

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



DAVID H. WEIS, age 65, is Chief Executive Officer and has been
Chairman of the Board of the Registrant since 1964. Mr. Weis, who is a graduate of the University of Pittsburgh, with a degree in Business Administration, founded the Company in 1960.

DAVID RASCOE, age 36, President and a director, has been employed by the Company in various capacities since 1978. He is a graduate of Indiana University of Pennsylvania, with a degree in Marketing. His father, Eric Rascoe, is Secretary-Treasurer of the Company.

ERIC RASCOE, age 64, is and has been Secretary-Treasurer and a director of the Registrant since 1964. He is a graduate of the University of Pittsburgh, with a degree in Business Administration and is a Certified Public Accountant in the State of Pennsylvania.

ARTHUR POLAND, age 52, is and has been Vice-President of the Registrant since 1976. Prior to joining the Company, Mr. Poland was assistant director of consumer affairs for Allegheny County, Pennsylvania, specializing in home improvements.


THOMAS ANDRES, age 58, Vice-President of Manufacturing, has been employed by the Company in various capacities since 1973.

TODD RASCOE, age 35, Executive Vice-President, has been employed by the Company since January 1, 1995. He is a graduate of Carnegie
Mellon University with degrees in Applied Mathematics and Computer Science. Prior to joining the Company he was employed overseas for ten years, most recently as Technical Director, Central Europe for a computer consulting firm. His father, Eric Rascoe, is Secretary-Treasurer of the Company.

	CARL COHEN, age 43, has been a shareholder in the law firm of Buchanan Ingersoll Professional Corporation, a regional law firm based in Pittsburgh, Pennsylvania, since 1985. Mr. Cohen is a graduate of the University of Pennsylvania's Wharton School with a Bachelor of Science degree in Economics. He also has a Juris Doctorate degree from the University of Pittsburgh School of Law. Mr. Cohen practices principally in the area of corporate law.

	TIMOTHY SLEVIN, age 36, has been employed as an officer of Parker/Hunter Incorporated, a regional brokerage and investment banking company since 1990, most recently as Senior Vice-President. Mr. Slevin provides investment banking services to public and private corporations. He is a graduate of Duke University with a Bachelor of Science degree in computer science and also holds a Master of Science in Industrial Administration degree from the Carnegie Carnegie Mellon University Graduate School of Industrial Administration.

	All directors' terms expire at the annual meeting to be held in October 1996.

	There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.



III-1


Item ll.  Management Remuneration and Transactions


	(a) The following information is furnished with respect to direct remuneration paid by the Registrant to each of the four most highly compensated executive officers or directors of the Registrant whose aggregate remunerations exceeded $60,000 for the fiscal year ended June 30, 1996 and to all directors and officers as a group during the same period:



(A)                     (B)                      (C)                     (D)
                            				       Cash and cash equivalent
                                     				forms of remuneration

                                   					 (C1)           (C2)

                                           						    Securities
                                          						    or property,
                                     			Salaries,    insurance
                                   					directors'    benefits         Aggregate
Name of                                   fees,       or reim-             of
Individual           Capacities        commissions,   bursement,       contingent
or persons            in which             and        personal          forms of
in group               served            bonuses      benefits        remuneration (a)<F1>

David H. Weis      Chief Executive      $214,063        NONE            $ 9,624
              		       Officer

David Rascoe          President         $122,769        NONE            $ 7,526

Eric Rascoe           Secretary-        $142,863        NONE            $ 8,829
              		      Treasurer

Arthur Poland      Vice-President       $114,170        NONE            $ 5,727

All officers and
 directors as a
 group (6 in
 number)                                $763,915        NONE            $40,414


<F1>
(a)  Contingent forms of remuneration include matching Company contributions under the
	     40l(k) plan and amounts set aside under the Registrant's Profit Sharing Plan during the last fiscal year for all officers listed separately above and to all officers as
	     a group.  Under the profit sharing plan, a portion of the profits are paid into the
	     fund at the discretion of the Board of Directors.  Such payment is then allocated
	     to each participant in the proportion which their annual earnings (as limited by IRS
			     regulation) bear to the total annual earnings of all participants under the Plan.

III-2


	(b) Under the Company's incentive stock option plan, with respect to the individuals and the group named in the cash remuneration table, the aggregate number of shares of common stock granted and the per share option exercise price thereof, are as follows:


                     		      Date               Number of            Exercise
                      		    Granted              Shares                Price

Arthur Poland           October 1, 1990         1,000                   $3.00

Thomas Andres           October 1, 1990         1,000                   $3.00

David Rascoe            October 1, 1990         1,000                   $3.00




	(c) There is no proposed remuneration to be made in the future for any officers or directors of the Registrant.

	(d) The employee directors of the Registrant receive no additional remuneration for their services. Other directors of the Registrant receive an annual retainer of $10,000.

	(e) As of September 8, 1996, Thermal Industries, Inc. held demand notes totalling $9,930 from David H. Weis, President of the Company. No interest is due or payable on these obligations. The highest amount of indebtedness from Mr. Weis during the year amounted to $9,930.

			(f)  The Registrant, Mr. David Weis and Mr. Eric Rascoe are also parties in a lease for the Company's main extrusion facility.  Effective
September 1, 1984, the aforementioned parties entered into an eighteen year lease at a base annual rental of $44,400, plus increases based upon the cost
of living index.  The terms of the lease   provide for additional rentals
due to increased real estate taxes and insurance.

	In December 1986, the Registrant entered into a 12 year lease with the above named officers for 38,000 square feet of warehouse and factory facilities. The lease provides for annual rentals of $60,000 for the first two years, with periodic increments to $78,000 annually. This lease was extended to the year 2002 at annual rentals of $78,000. These amounts are exclusive of payments for taxes, insurance, and other escalation clauses required under the lease agreement.

	In the opinion of management, the terms of the leases are as favorable to the Registrant as would have been the case had Mr. Weis and Mr. Rascoe not been connected in any way with the Registrant.


III-3


Item 12.  Security Ownership of Certain Beneficial Owners and Management


	(a) The following tabulation presents information with respect to voting securities of the Registrant owned of record by such person who is known to Registrant to own more than 5% of Registrant's securities as of September 8, 1996.

                                                 							   Shares Deemed
                			Name and address            Shares          by SEC to be
			                      of                 Beneficially       Beneficially                Percent
Title of class     Beneficial Owner            Owned              Owned (l)<F3>    Total   of class

Common Stock       David H. Weis              1,133,500              NONE       1,133,500    57.3%
$.01 par value     144 Thornberry Dr            shares                            shares
			                Pittsburgh, PA 15235

Common Stock       Eric Rascoe                  129,000              NONE         129,000     6.5%
$.01 par value     524 Sandrae Dr               shares                            shares
                			Pittsburgh, PA 15243

Common Stock       Quest Advisory Corp (A)<F2>   173,686              NONE         173,686     8.8%
$.01 par value     1414 Avenue of America       shares                            shares
                		 New York, NY  10019

Common Stock       Quest Management Co (A)<F2>   12,400              NONE          12,400      .6%
$.01 par value     A General Partnership        shares                            shares
                		 1414 Avenue of Americas
                		 New York, NY  10019

<F2>
											(A)  The above entities have elected to file as a Group pursuant to Rules 13d-1(b)
or 13d-2(b) of the Securities and Exchange Act of l934.  Each claims sole voting power and sole dispositive power of the number of shares listed above.
<F3>
	(1)  The amounts shown represent shares issuable upon the exercise of stock options granted to officers under the Company's incentive stock option plan.


	(b) The following tabulation presents as to each class of equity securities of Registrant the number of shares owned directly by all directors and officers of the Registrant as a group as of September 8, 1996.




                                  					    Shares Deemed
                     			      Shares        by SEC to be
		                     	   Beneficially     Beneficially                 Percent
   Title of class            Owned____        Owned_____      Total     of Class

Common stock                 1,279,500         9,666        1,289,166      65.1%
$.01 par value                  shares         shares       shares




	(c) There are no present arrangements, the operation of which may be at a subsequent date result in a change of control of the Registrant.


III-4

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


	(a) (1) Financial statements

		  See Item 8 of Part II hereof.

	  (a) (2) Financial statement schedules

           The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for each of the three years in the period ended June 30, 1996.

	(b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

	(c)  Exhibits

	     (3) Articles of Incorporation and By-Laws are contained in Form 10 filed by the Registrant on June 22, 1981 and are
		           incorporated herein by reference.

	    (11)    Computation of Earnings Per Share for the five years
      	      ended June 30, 1996.

     (22)    Subsidiaries of the Registrant


IV-1

Exhibit 11

THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE



                                    					       Fiscal Years Ended June 30
                                 				  1996        1995        1994        1993        1992

Net income                          $1,980,281   $2,050,393  $1,755,728  $1,240,104  $1,575,326


Average number of shares
   of common stock
   outstanding                       1,956,920    1,946,012   1,940,312   1,939,112   1,936,362


Net earnings per share -
    based on weighted
    average number of
    shares of common
    stock outstanding               $     1.01   $     1.05  $      .90   $     .64  $      .81

IV-2

EXHIBIT 22

THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

     The following is a list of the subsidiaries of the Company, their state of incorporation, and the percentage of voting securities owned by the Registrant. All of the Company's subsidiaries are included in its consolidated financial statements.


                                                         								PERCENTAGE OF
                                                  							      VOTING SECURITIES
                            				 STATE OF                          OWNED BY
    SUBSIDIARIES               INCORPORATION                      REGISTRANT___


Thermal Industries, Inc.         Maryland                              100%
	Maryland


Vinylium Corporation            Pennsylvania                           100%


Thermal Industries of               Ohio                               100%
	Ohio, Inc.


IV-3

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1996.



						   THERMAL INDUSTRIES, INC.
							(Registrant)


BY_________________________                                  Eric Rascoe
							Secretary-Treasurer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on September 27, 1996.


	    Signature                                           Capacity



___________________________________    Director and Chief Executive Officer
	  David H. Weis



___________________________________        Director and Secretary-Treasurer
	  Eric Rascoe                            (Principal Financial and Accounting
						                                                  Officer)