Form 10-Q
period 1996-09-30
THERMAL INDUSTRIES INC
filed 1996-11-13
CIK 97726

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549



(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

                                   OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________


Commission File Number______________________0-9790___________________


_____________________Thermal Industries, Inc.________________________
         (Exact name of registrant as specified in its charter)


_________Pennsylvania__________________________________25-1145753____
     (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)


______301 Brushton Avenue_________Pittsburgh, Pennsylvania  15221____
     (Address of principal executive offices)             (Zip Code)


_______________________________(412)  244-6400______________________
          (Registrant's telephone number, including area code)


____________________________________N/A_____________________________
          (Former name, former address and former fiscal year,
                     if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.
                Yes____X____             No____________



Number of shares outstanding of issuer's common stock, as of September 30, 1996 was 1,958,512.

               THERMAL INDUSTRIES, INC. AND SUBSIDIARIES


                                 Index

                                                                  Page
                                                                 Number


Part I.  Financial Information

         Condensed Consolidated Balance Sheets -
            September 30, 1996 and June 30, 1996                    1

         Condensed Consolidated Statements of Income -
            Three Months Ended September 30, 1996 and 1995          2

         Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1996 and 1995          3

         Notes to Condensed Consolidated Financial
            Statements                                             4,5

         Management's Discussion and Analysis of
            the Financial Condition and Results
            of Operations                                          6,7


Part II.  Other Information

         Item 1.  Legal Proceedings                                 8

         Item 6.  Exhibits and Report on Form 8-K                  8,9

         Signature                                                  10

                     PART I - FINANCIAL INFORMATION

               THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                         SEPTEMBER 30,      JUNE 30,

                                             1996             1996
                                          (UNAUDITED)      (AUDITED)
CURRENT ASSETS
   Cash and cash equivalents                 $ 4,083,627    $ 2,083,260
   Temporary investments                       5,255,507      5,153,783
   Accounts receivable - net                   4,421,394      4,252,434
   Inventories                                 4,919,232      5,083,556
   Prepaid expenses                              497,688        333,791
   Prepaid taxes                                                 64,955
   Other receivables                              62,990         59,357
      TOTAL CURRENT ASSETS                    19,240,438     17,031,136

PROPERTY AND EQUIPMENT - NET                   5,812,536      5,987,436

OTHER ASSETS
   Trade accounts receivable -
      long term                                  996,830        862,931
   Miscellaneous                                  79,893         82,364
      TOTAL OTHER ASSETS                       1,076,723        945,295

         TOTAL ASSETS                        $26,129,697    $23,963,867


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long term debt             172,997        172,452
   Accounts payable                              869,593        993,344
   Accrued wages                                 740,030        567,236
   Accrued profit sharing contribution           764,800        614,800
   Accrued payroll and sales taxes               207,647        260,844
   Customers' deposits                           263,645        285,222
   Accrued income taxes                          761,182
   Other payables                                  4,662          4,757
      TOTAL CURRENT LIABILITIES                3,784,556      2,898,655

LONG TERM DEBT                                 2,041,262      2,059,717

SHAREHOLDERS' EQUITY
   Common stock - par value $.01 per share        41,205         41,205
   Paid in capital                               420,509        420,509
   Retained earnings                          19,842,165     18,543,781
      TOTAL SHAREHOLDERS' EQUITY              20,303,879     19,005,495

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $26,129,697    $23,963,867


See notes to condensed consolidated financial statements.

               THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                       THREE MONTHS ENDED SEPTEMBER 30,

                                              1996            1995

SALES                                        $13,476,929    $10,509,632



COSTS AND EXPENSES
   Manufacturing costs of product sold         7,612,710      5,907,042
   Selling and administrative expenses         3,413,641      3,257,561
   Depreciation and amortization                 383,130        294,640
   Interest expense                               21,648         24,473
      TOTAL COSTS AND EXPENSES                11,431,129      9,483,716

                                               2,045,800      1,025,916

OTHER INCOME
   Investment income                             111,407        111,677
   Gain on disposal of assets                        877          3,935
                                                 112,284        115,612

Income before income taxes                     2,158,084      1,141,528

Provision for income taxes                       859,700        451,500

      NET INCOME                             $ 1,298,384    $   690,028



Average number of shares outstanding           1,958,512      1,954,512

Earnings per share of common stock         $      .66      $      .35

See notes to condensed consolidated financial statements.

               THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                       THREE MONTHS ENDED SEPTEMBER 30,

                                              1996            1995

NET CASH PROVIDED
______BY OPERATING ACTIVITIES                 $2,458,782     $  603,168


CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant
      and equipment                            (205,759)      (123,078)
   Proceeds from sale of temporary
      investments                                460,000        505,432
   Additions to temporary investments          (561,724)
   (Increase) Decrease in accounts
      receivable - long term                   (133,899)         29,953
   Other                                             877          3,935
   NET CASH PROVIDED (USED) IN
      INVESTING ACTIVITIES                     (440,505)        416,242


CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in notes payable                (17,910)       (17,381)
   Proceeds from sale of treasury stock       __________         17,950
   NET CASH PROVIDED (USED) IN
      FINANCING ACTIVITIES                      (17,910)            569

Net increase in cash and cash equivalents      2,000,367      1,019,979


Cash and cash equivalents at beginning
   of period                                   2,083,260      1,873,405

Cash and cash equivalents at end
   of period                                  $4,083,627     $2,893,384



Supplemental disclosure of cash flow information:

   Cash paid during the period for:
      Interest                                $   21,648     $   24,473
      Income taxes                            $   60,114     $  129,347


See notes to condensed consolidated financial statements.

               THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the condensed consolidated results of operations for the three months ended September 30, 1996 and 1995, (b) the condensed consolidated financial position at September 30, 1996 and June 30, l996, and
        (c) the condensed consolidated statements of cash flows for the three months ended September 30, 1996 and 1995, have been made. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report and its report on Form 10-K for the year ended June 30, 1996. The results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.


Note 2 - Inventories consisted of the following:

                                         September 30,      June 30,
                                         _____1996____      __1996__

        Finished Goods                        $2,295,261     $2,398,771
        Work in Process                           46,842         51,976
        Raw Materials and Supplies             2,577,129      2,632,809

                                              $4,919,232     $5,083,556

        Inventories are stated at actual cost which is lower than market. Cost is determined substantially by the first-in, first-out method of inventory valuation.


Note 3 - Accounts receivable - long term

        Trade accounts receivable - long term consists of two unsecured trade accounts, receivable in monthly installments of $15,000 and $20,000 respectively, which includes interest at 8%, commencing January 1995 and July 1996 respectively. Total account balance as of September 30, 1996 is $1,284,421, of which $996,830 is long term.

Note 4 - Long Term Debt

        Long term debt consists of:

        1989 Pennsylvania Economic Development Financing
        Authority (PEDFA) bonds, variable interest rate
        (recent interest rates ranging from 3.60 to 4.0
        percent), principal payable $100,000 per year
        plus interest for fifteen years beginning in
        November 1990 and a balloon payment of $500,000
        at the end of the fifteen year term                  $1,400,000

        Pennsylvania Industrial Development Authority
        (PIDA) mortgage note, payable in monthly
        installments of $8,035.50, including interest
        at 3% through July 2006.                                814,259
                                                              2,214,259

        Less current portion                                    172,997

                                                             $2,041,262



Note 5 - The calculation of earnings per share is based upon the average number of shares outstanding during the period.

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations

              Three months ended September 30, 1996 versus
                 Three months ended September 30, 1995

     Sales for the first quarter of fiscal 1997 were $13.5 million, a 28% increase over the $10.5 million reported in the first quarter of fiscal 1996. Billings for windows and doors represented approximately 2/3 of the increase with other products contributing the rest. Incoming unit orders were up 12% for the quarter. This trend is continuing into the second quarter with both incoming unit orders and billings up approximately 20% for the month of October, 1996 as compared to October, 1995.

       Manufacturing costs which include depreciation and interest were 58.9% of sales, compared to 58.7% of sales for the corresponding year period. Material costs increased from 27.7% to 29.7% of sales. Manufacturing labor as a percentage of sales decreased from 18.7% to 17.4%. Overhead costs also decreased from 12.3% to 11.9% of sales for the comparative first quarters. Material costs increased primarily due to price increases and changes in product mix. Labor and overhead increased in dollar amounts but decreased as a percentage of sales due to higher sales volume.

           Selling and administrative expenses as a percentage of sales decreased from 31.6% to 25.9% of sales. Contributing primarily to this decrease were payroll and related costs (payroll taxes and insurance), which decreased from 19.3% to 15.8% of sales for the respective first quarters.

     Investment income, comprised of interest, dividends, and gains from sales of marketable securities were the same for the corresponding first quarters.

     Net income after taxes for the current year's first quarter was $1.3 million, an increase of 88% over last year's net income of $690,000.

Liquidity and Capital Resources

     Net cash flow showed approximately a $2 million increase for the Company's first quarter, an increase of $980,000 over last year. Cash provided by operating activities was primarily due to a positive cash flow generated from earnings, decreases in inventories and increases in accrued income taxes which were partially offset by increases in accounts receivable and prepaid expenses.

     Investing activities used cash in the amount of $440,505 primarily from acquisition of property and equipment in the amount of $205,759 and an increase in long term trade accounts receivable of $133,899. Capital expenditures for the current quarter were $205,759 compared to $123,078 for last year's first quarter. Total expenditures for equipment are expected to be approximately $2 million for fiscal 1997.

     The Company believes that the cash flows provided from operating and investing activities will be sufficient to meet all of its anticipated fiscal 1997 needs for capital expenditures, debt retirement and operating activities.

                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Reference is made to Item 3 of Form 10-K for the year ended June 30, 1996.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - Report on Review by Independent
                         Certified Public Accountant

         (b)  Report on Form 8-K - There were no reports

                                   on Form 8-K filed for three
                                    months ended September 30, 1996.

Item 6(a).  Report on Review by Independent Certified Public
            Accountant


Board of Directors and Shareholders
Thermal Industries, Inc.


     I have made a review of the condensed consolidated balance sheet of Thermal Industries, Inc. as of September 30, 1996 and the related condensed consolidated statements of income and cash flows for the three months ended September 30, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. I previously audited and expressed my unqualified opinion in my report dated August 30, 1996 on the consolidated financial statements as of June 30, 1996 from which the condensed consolidated balance sheet of that date is derived.

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

     Based on my review, I am not aware of any material modifications that should be made to the condensed consolidated balance sheet as of September 30, 1996 or to the condensed consolidated statements of income and cash flows for the three months ended September 30, 1996 and 1995, for them to be in conformity with generally accepted accounting principles.









                                           ___________________________
                                                  Sydney Heisler
                                           Certified Public Accountant

Pittsburgh, Pennsylvania
November 11, 1996

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THERMAL INDUSTRIES, INC.
                                                 (REGISTRANT)

DATE:________________________              ___________________________
                                                  David H. Weis
                                               Chief Executive Officer


DATE:________________________              ___________________________
                                                    Eric Rascoe
                                                Secretary-Treasurer