Form 10-Q
period 1996-12-31
THERMAL INDUSTRIES INC
filed 1997-02-14
CIK 97726

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to__________________


Commission File Number___________________________0-9790_________________


                      Thermal Industries, Inc.__________________________
          (Exact name of registrant as specified in its charter)


__________Pennsylvania__________________________________25-1145753______
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


_______301 Brushton Avenue__________Pittsburgh, Pennsylvania   15221____
       (Address of principal executive offices)              (Zip Code)


__________________________________(412)  244-6400_______________________
           (Registrant's telephone number, including area code)


________________________________________N/A_____________________________
           (Former name, former address and former fiscal year,
                      if changed since last report.)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes___X___                      No________



Number of shares outstanding of issuer's common stock, as of December 31, 1996 was 1,961,712.












                 THERMAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   Index

                                                               Page
                                                              Number


Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
             December 31, 1996 and June 30, 1996                     1

          Condensed Consolidated Statements of Income -
               Three Months ended December 31, 1996 and 1995
               Six Months ended December 31, 1996 and 1995           2

          Condensed Consolidated Statements of Cash Flows -
               Six Months Ended December 31, 1996 and 1995           3

          Notes to Condensed Consolidated Financial
               Statements                                            4,5

          Management's Discussion and Analysis of
               the Financial Condition and Results
               of Operations                                         6,7


Part II.  Other Information

          Item l.  Legal Proceedings                                  8

          Item 6.  Exhibits and Reports on Form 8-K                   8,9

          Signature                                                   10

                      PART I - FINANCIAL INFORMATION

                 THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                             DECEMBER 31     JUNE 30,
                                                    1996          1996
                                                (UNAUDITED)    (AUDITED)
CURRENT ASSETS
   Cash and cash equivalents                 $ 5,070,241     $ 2,083,260
   Temporary investments                       5,393,256       5,153,783
   Accounts receivable - net                   3,859,117       4,252,434
   Inventories                                 4,848,654       5,083,556
   Prepaid expenses                              516,673         333,791
   Prepaid taxes                                                  64,955
   Other receivables                             103,183          59,357
      TOTAL CURRENT ASSETS                    19,791,124      17,031,136

PROPERTY AND EQUIPMENT - NET                   5,587,922       5,987,436

OTHER ASSETS
   Trade accounts receivable - long term       1,102,851         862,931
   Miscellaneous                                  77,422          82,364
      TOTAL OTHER ASSETS                       1,180,273         945,295

         TOTAL ASSETS                        $26,559,319     $23,963,867




                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long term debt         $   173,545     $   172,452
Accounts payable                                 913,948         993,344
   Accrued wages                                 508,878         567,236
   Accrued profit sharing contribution           309,152         614,800
Accrued payroll and sales taxes                  188,477         260,844
Customers' deposits                              137,942         285,222
   Accrued income taxes                          903,900
   Other payables                                  7,853           4,757
      TOTAL CURRENT LIABILITIES                3,143,695       2,898,655

LONG TERM DEBT                                 1,922,669       2,059,717

SHAREHOLDERS' EQUITY
   Common stock - par value $.01 per share        41,205          41,205
   Paid in capital                               430,601         420,509
Retained earnings                             21,021,149      18,543,781
TOTAL SHAREHOLDERS' EQUITY                    21,492,955      19,005,495

          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY               $26,559,319     $23,963,867



See notes to condensed consolidated financial statements.

                 THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                          THREE MONTHS ENDED          SIX MONTHS ENDED
                             DECEMBER 31,               DECEMBER 31,

                          1996          1995         1996         1995

SALES                  $12,771,831  $11,637,165   $26,248,760  $22,146,797


COSTS AND EXPENSES
 Manufacturing costs
   of product sold       6,709,241    6,521,251    14,321,951   12,428,293
 Administrative and
   selling expenses      3,838,859    2,989,884     7,252,500    6,247,445
 Depreciation and
   amortization            395,607      319,738       778,737      614,378
 Interest expense           19,524       22,837        41,172       47,310
   TOTAL COSTS
     AND EXPENSES       10,963,231    9,853,710    22,394,360   19,337,426

                         1,808,600    1,783,455     3,854,400    2,809,371


OTHER INCOME
  Investment income        130,425      111,938       241,832      223,615
  Gain on disposal
   of assets                 4,051          100         4,928        4,035
                           134,476      112,038       246,760      227,650

Income before income
   taxes                 1,943,076    1,895,493     4,101,160    3,037,021

Provision for income
   taxes                   765,500      746,600     1,625,200    1,198,100

   NET INCOME          $ 1,177,576  $ 1,148,893   $ 2,475,960  $ 1,838,921


Average number of
  shares outstanding     1,959,579    1,957,112     1,959,579    1,955,812


Earnings per share
  of common stock      $       .60    $     .59    $     1.26    $     .94







See notes to condensed consolidated financial statements.

                 THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              SIX MONTHS ENDED DECEMBER 31,

                                                   1996         1995

NET CASH PROVIDED
      BY OPERATING ACTIVITIES                    $3,960,182   $2,111,232


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant
      and equipment                                (374,673)    (622,509)
  Proceeds from sale or redemption
      of temporary investments                      735,389      880,705
  Additions to temporary investments               (974,730)    (518,396)
  (Increase) Decrease in accounts
      receivable - long term                       (239,920)      60,509
  Other                                               5,198        3,935

  NET CASH USED IN INVESTING ACTIVITIES            (848,746)    (195,756)


CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in notes payable                    (135,955)    (134,893)
  Proceeds from sale of treasury stock               11,500       17,950

  NET CASH USED IN FINANCING ACTIVITIES            (124,455)    (116,943)

Net increase in cash and cash equivalents          2,986,981   1,798,533

Cash and cash equivalents at beginning
    of period                                      2,083,260   1,873,405

Cash and cash equivalents at end of period        $5,070,241  $3,671,938



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
          Interest                                $   41,172  $   47,310
          Income taxes                            $  682,746  $  740,865


   Non cash financing activities:
          Dividends paid and accrued
               None - 1996
                $.10 per share - 1995                          $ 194,720






See notes to condensed consolidated financial statements.

                 THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the condensed consolidated results of operations for the three months ended December 31, 1996 and 1995, (b) the condensed consolidated financial position at Decmber 31, 1996 and June 30, 1996, and
          (c) the condensed consolidated statements of cash flows for the six months ended December 31, 1996 and 1995, have been made. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report and its report on Form 10-K for the year ended June 30, 1996. The results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.


Note 2 -  Inventories consisted of the following:

                                           December 31,       June 30,
                                              1996___        __1996_

             Finished Goods                 $1,889,749      $2,398,771
            Work in Process                     28,737          51,976
            Raw Materials and Supplies      _2,930,168      _2,632,809

                                            $4,848,654      $5,083,556


          Inventories are stated at actual cost which is lower than market. Cost is determined substantially by the first-in, first-out method of inventory valuation.


Note 3 -  Accounts receivable - long term

          Trade accounts receivable - long term consists of two unsecured trade accounts, receivable in monthly installments of $15,000 and $20,000 respectively, which includes interest at 8%, commencing January 1995 and July 1996 respectively. Total account balance as of December 31, 1996 is $1,398,677 of which $1,102,851 is long term.

Note 4 -  Long Term Debt

          Long term debt consists of:

          1989 Pennsylvania Economic Development Financing
          Authority (PEDFA) bonds, variable interest rate
          (recent interest rates ranging from 3.60 to 4.262
          percent), principal payable $100,000 per year
          plus interest for fifteen years beginning in
          November 1990 and a balloon payment of $500,000
          at the end of the fifteen year term            $1,300,000

          Pennsylvania Industrial Development Authority
          (PIDA) mortgage note, payable in monthly
          installments of $8,035.50, including interest
          at 3% through July 2006                           796,214
                                                          2,096,214

          Less current portion                              173,545

                                                         $1,922,669


Note 5 - The calculation of earnings per share is based upon the average number of shares outstanding during the period.


Note 6 - On January 6, l997 Thermal's board of directors unanimously approved a definitive merger agreement which provides that H.I.G. Investment Group acquire all Thermal outstanding stock for $15 per share in cash. Appropriate documents have been filed with the Federal Trade Commission and the Securities and Exchange Commission. Upon approval of these documents, a stockholders' meeting will be called to vote on the merger.
Earliest anticipated date for completion of this transaction is March 31, 1997.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Results of Operations

                Three months ended December 31, 1996 versus
                   Three months ended December 31, 1995

   Sales for the second quarter of fiscal 1997 were $12.8 million, a 9.8% increase over the $11.6 million reported in the second quarter of fiscal 1996. Unit sales increased approximately 16% for the same comparative time periods. Incoming order units for January 1997 are about 13% higher than those of the previous year. Projected unit orders for the quarter ended March 31, 1997 are approximately 9% higher than those of the previous year's comparative period.

   Manufacturing costs, which include depreciation and interest, were approximately 55.2% of sales compared to 58.1% of sales for the corresponding prior year period. Product mix resulted in a decrease in material costs from 28.8% of sales in 1995 to 26% of sales in 1996. Manufacturing labor as a percentage of sales decreased from 17.9% to 17.l%.

   Overhead costs increased from 11.4% to 12.1% of sales for the comparative second quarters.

   Selling and administrative expenses as a percentage of sales increased from 26.6% to 30.3%. Contributing primarily to this increase were payroll and related costs (payroll taxes and insurance) which increased from 14.4% to 16.2% of sales and dealer promotion costs which increased from 1.3% to 3.8% of sales for the respective second quarters.

   Investment income, comprised of interest, dividends and gains from sales of marketable securities increased approximately 17% over last year's second quarter.

   Net income after taxes for the current year's second quarter was $1.2 million or 9.2% of sales compared to $1.1 million or 9.9% of sales for the previous year's second quarter.


                 Six months ended December 31, 1996 versus
                    Six months ended December 31, 1995


   Sales for the current year's first six months were $26.2 million, an 18.5% increase over last year's volume of $22.1 million for the same period. Unit sales rose 13.8% over last year's similar six month period.

   Manufacturing costs decreased from 58.4% to 57.1% of sales for the corresponding six month periods. Material costs decreased from 28.3% to 27.9% of sales. Manufacturing labor also decreased from 18.2% to 17.3% of sales, while overhead costs as a percentage of sales remained the same.

   Selling and administrative expenses rose approximately $1 million, but as a percentage of sales decreased from 28.9% to 28.2%. Payroll and related costs (payroll taxes and insurance) increased approximately $480,000 but decreased as a percentage of sales from 16.8% to 16.0%. Dealer promotion costs increased approximately $330,000 and as a percentage of sales increased from 1% to 2.1%.

   Investment income increased approximately 8% over last year's corresponding period.

   Net income after taxes for the first six months of fiscal 1997 was $2.5 million or $9.4% of sales compared to $1.8 million or 8.3% of sales for the previous year's six month period.

   Thermal normally operates at a loss in the third quarter of its fiscal year due to the seasonal nature of the business. The Company does not expect a departure from this cyclical loss.


                      Liquidity and Capital Resources


   Net cash flow showed approximately a $3 million increase for the first six months of fiscal 1997. Cash provided by operating activities was due primarily to a positive cash flow generated from earnings, decreases in current accounts receivable and inventories and increases in accounts payable, all of which were partially offset by increases in prepaid expenses and miscellaneous receivables.

   Investing activities used cash in the amount of $848,746 primarily from capital expenditures and an increase in long term trade accounts receivable of $239,920. Capital expenditures for the current six months were $374,673 compared to $622,509 for last year's six month period.
Total expenditures for equipment are expected to be approximately $2 million for fiscal 1997.

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



   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits - Report on Review by Independent
                            Certified Public Accountant


            (b) Report on Form 8-K - On January 7, 1997 Form 8-K was filed reporting under Item 5 a press release issued by Thermal announcing an agreement and plan of merger with H.I.G.
                 Investment Group providing for the
                 acquisition of all Thermal outstanding
                 stock for $15 per share in cash.

Item 6(a).  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and
Shareholders of Thermal Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Thermal Industries, Inc. and subsidiaries (a Pennsylvania corporation) as of December 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods then ended.
These financial statements are the    responsibility of the company's
management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania
February 5, 1997

                               SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THERMAL INDUSTRIES, INC.
                                                    (REGISTRANT)

                                                ___/s/ Eric Rascoe_________
                                                       Eric Rascoe
                                                    Secretary-Treasurer
                                                 (Principal Financial and
                                                      Accounting Officer)


DATE:__February 14, 1997___