Form 10-Q
period 1997-03-31
THERMAL INDUSTRIES INC
filed 1997-05-20
CIK 97726

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                Yes___X___                      No________



Number of shares outstanding of issuer's common stock, as of March 31, 1997 was 1,961,712.

                 THERMAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   Index

                                                               Page
                                                              Number


Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
             March 31, 1997 and June 30, 1996                        1

          Condensed Consolidated Statements of Income -
               Three Months ended March 31, 1997 and 1996
               Nine Months ended March 31, 1997 and 1996             2


          Notes to Condensed Consolidated Financial
               Statements                                             3,4

          Management's Discussion and Analysis of
               the Financial Condition and Results
               of Operations                                     5,6

                      PART I - FINANCIAL INFORMATION

                 THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                              MARCH 31     JUNE 30,
                                                1997          1996
                                           (UNAUDITED)    (AUDITED)
CURRENT ASSETS
   Cash and cash equivalents               $ 3,677,594  $ 2,083,260
   Temporary investments                     5,501,311    5,153,783
   Accounts receivable - net                 3,539,713    4,252,434
   Inventories                               5,201,030    5,083,556
   Prepaid expenses                            745,411      333,791
   Prepaid taxes                                             64,955
   Other receivables                           189,041       59,357
      TOTAL CURRENT ASSETS                  18,854,100   17,031,136

PROPERTY AND EQUIPMENT - NET                 5,338,168    5,987,436

OTHER ASSETS
   Trade accounts receivable - long term     1,016,287      862,931
   Miscellaneous                               74,951        82,364
      TOTAL OTHER ASSETS                     1,091,238      945,295

         TOTAL ASSETS                      $25,283,506  $23,963,867




                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long term debt       $   174,098  $   172,452
Accounts payable                               608,856      993,344
   Accrued wages                               733,492      567,236
   Accrued profit sharing contribution         501,876      614,800
Accrued payroll and sales taxes                134,865      260,844
Customers' deposits                            245,641      285,222
   Accrued income taxes                         96,259
   Other payables                                9,673        4,757
      TOTAL CURRENT LIABILITIES              2,504,760    2,898,655

LONG TERM DEBT                               1,903,936    2,059,717

SHAREHOLDERS' EQUITY
   Common stock - par value $.01 per share      41,205       41,205
Paid in capital                                432,474      420,509
Retained earnings                           20,401,131   18,543,781
TOTAL SHAREHOLDERS' EQUITY                  20,874,810   19,005,495

          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY             $25,283,506  $23,963,867



See notes to condensed consolidated financial statements.

                                    -1-
                 THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                          THREE MONTHS ENDED         NINE MONTHS ENDED
                              MARCH 31,                  MARCH 31,

                          1997         1996       1997        1996

SALES                 $ 8,203,967    $ 6,945,518     $34,452,727    $29,092,315


COSTS AND EXPENSES
 Manufacturing costs
   of product sold      5,465,722      3,599,745      19,678,882     16,028,038
 Administrative and
   selling expenses     3,492,004      3,815,090      10,853,295     10,062,535
 Depreciation and
   amortization           405,382        406,693       1,184,119      1,021,071
 Interest expense          20,825         14,085          61,997         61,395
   TOTAL COSTS
     AND EXPENSES        9,383,93      7,835,613      31,778,293     27,173,039

                       (1,179,966)      (890,095)      2,674,434      1,919,276


OTHER INCOME
  Investment income       130,370        102,519         372,202        326,134
  Gain on disposal
   of assets                  850          1,400           5,778          5,435
                          131,220        103,919         377,980        331,569

Income (loss) before
   income taxes        (1,048,746)      (786,176)      3,052,414      2,250,845

Provision (benefit)
   income taxes          (428,200)      (333,687)      1,197,000        864,413

   NET INCOME (loss)  $  (620,546)   $  (452,489)    $ 1,855,414    $ 1,386,432


Average number of
  shares outstanding    1,961,712      1,957,112       1,960,290      1,956,245


Earnings per share
  of common stock     $      (.32)   $      (.23)    $       .95    $       .71


See notes to condensed consolidated financial statements.

                                    -3-
                 THERMAL INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the condensed consolidated results of operations for the three months ended March 31, 1997 and 1996, (b) the condensed consolidated financial position at March 31, 1997 and June 30, 1996, have been made. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report and its report on Form 10-K for the year ended June 30, 1996. The results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.


Note 2 -  Inventories consisted of the following:

                                            March 31,        June 30,
                                              1997___        __1996_

             Finished Goods                 $2,040,928      $2,398,771
            Work in Process                     50,000          51,976
            Raw Materials and Supplies      _3,110,102      _2,632,809

                                            $5,201,030      $5,083,556


          Inventories are stated at actual cost which is lower than market. Cost is determined substantially by the first-in, first-out method of inventory valuation.


Note 3 -  Accounts receivable - long term

          Trade accounts receivable - long term consists of two unsecured trade accounts receivable in monthly installments of $15,000 and $20,000 respectively, which includes interest at 8%, commencing January 1995 and July 1996 respectively. Total account balance as of March 31, 1997 is $1,321,601 of which $1,016,287 is long term.

                                    -4-


Note 4 -  Long Term Debt

          Long term debt consists of:

          1989 Pennsylvania Economic Development Financing
          Authority (PEDFA) bonds, variable interest rate
          (recent interest rates ranging from 3.75 to 4.750
          percent), principal payable $100,000 per year
          plus interest for fifteen years beginning in
          November 1990 and a balloon payment of $500,000
          at the end of the fifteen year term            $1,300,000

          Pennsylvania Industrial Development Authority
          (PIDA) mortgage note, payable in monthly
          installments of $8,035.50, including interest
          at 3% through July 2006                           778,034
                                                          2,078,034

          Less current portion                              174,098

                                                         $1,903,936


Note 5 - The calculation of earnings per share is based upon the average number of shares outstanding during the period.


Note 6 - On January 6, l997 Thermal's board of directors unanimously approved a definitive merger agreement which provides that
H.I.G. Investment Group acquire all Thermal outstanding stock for $15 per share in cash.  Proxy statements have been mailed to shareholders and a meeting to vote on the H.I.G. offer has been scheduled for May 22, 1997.  Earliest anticipated date
for   completion of this transaction is May 23, 1997.


                                    -5-
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Results of Operations

                 Three months ended March 31, 1997 versus
                     Three months ended March 31, 1996

   Sales for the third quarter of fiscal 1997 were $8.2 million, an 18.0% increase over the $6.95 million reported in the third quarter of fiscal 1996. Unit sales increased approximately 11% for the same comparative time periods. Incoming order units for April, 1997 are about 4.5% higher than those of the previous year. Projected unit orders for the quarter ended June 30, 1997 are approximately 7% higher than those of the previous year's comparative period.

   Manufacturing costs, which include depreciation and interest, were approximately 70.8% of sales compared to 57.2% of sales for the corresponding prior year period. Product mix resulted in an increase in material costs from 19.9% of sales in 1996 to 26.5% of sales in 1997. Manufacturing labor as a percentage of sales increased from 20.6% to 25.0%, respectively.

   Overhead costs increased from 16.7% to 19.3% of sales for the comparative third quarters.

   Selling and administrative expenses as a percentage of sales decreased from 55.6% to 43.6%. Contributing primarily to this decrease were payroll and related costs (payroll taxes and insurance) which decreased from 31.7% to 24.0 of sales and dealer promotion costs which decreased from 6.1% to 2.2% of sales for the respective third quarters.

   Investment income, comprised of interest, dividends and gains from sales of marketable securities increased approximately 27% over last year's third quarter.

   Due to the seasonal nature of the business, the Company operated at a loss in its third quarter. The current year's quarterly net loss after taxes was $620,546, compared to last year's third quarter loss of $452,849.

                  Nine months ended March 31, 1997 versus
                     Nine months ended March 31, 1996


   Sales for the current year's first nine months were $34.4 million, an 18.4% increase over last year's volume of $29.1 million for the same period. Unit sales rose 13% over last year's similar nine month period.

   Manufacturing costs increased from 58.1% to 60.0% of sales for the corresponding nine month periods. Material costs increased from 26.3% to 27.5% of sales. Manufacturing labor and overhead as a percentage of sales were similar for both years.


                                    -6-
   Selling and administrative expenses rose approximately $815,000, but as a percentage of sales decreased from 35.3% to 32.2%. Payroll and related costs (payroll taxes and insurance) increased approximately $351,000 but decreased as a percentage of sales from 20.3% to 18.2%.
Dealer promotion costs increased approximately $84,000 and as a percentage of sales increased from 2.2% to 2.1%.

   Investment income increased approximately 14% over last year's corresponding period.

   Net income after taxes for the first nine months of fiscal 1997 was $1.9 million or $5.4% of sales compared to $1.4 million or 4.8% of sales for the previous year's nine month period.


                      Liquidity and Capital Resources


   Due to pending change of ownership by May 22, 1997, the Company cannot anticipate any changes in cash flows for the coming year.

                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THERMAL INDUSTRIES, INC.
                                               (REGISTRANT)

                                       _____/s/ Eric Rascoe_________
                                              Eric Rascoe
                                             Secretary-Treasurer
                                          (Principal Financial and
                                                Accounting Officer)

DATED:  ___May 20, 1997_____